Form 10-K
period 2011-09-30
EnviraTrends, Inc
filed 2012-02-03
CIK 1479575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

File No. 333-164086

ENVIRATRENDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	5900	27-0566627
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	IRS I.D.

1900 Main Street Suite 312 Sarasota, FL	34236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  941.365.8835

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

___________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The Company’s stock does not trade.  The aggregate market value of the Registrant’s Common Stock held by non-affiliates of the Registrant (based upon the most recent cash sale of Common stock was approximately $58,389.06 (based on 29,194.850 shares of common stock outstanding held by non-affiliates on such date, $0.02 per share).  Shares of the Registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding Common Stock as of September 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the Registrant.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of Registrant’s Common Stock, $0.001 par value, was 29,194,850 shares as of February 1, 2012.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K, the other reports, statements, and information that we have previously filed or that we may subsequently file with the Securities and Exchange Commission, or SEC, and public announcements that we have previously made or may subsequently make include, may include, incorporate by reference or may incorporate by reference certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to enjoy the benefits of that act. Unless the context is otherwise, the forward-looking statements included or incorporated by reference in this Form 10-K and those reports, statements, information and announcements address activities, events or developments that Enviratrends, Inc. (hereinafter referred to as “we,” “us,” “our,” “our Company” or “Enviratrends”) expects or anticipates, will or may occur in the future. Any statements in this document about expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “will continue,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “projection,” “would” and “outlook,” and similar expressions. Accordingly, these statements involve estimates, assumptions and uncertainties, which could cause actual results to differ materially from those expressed in them. Any forward-looking statements are qualified in their entirety by reference to the factors discussed throughout this document. All forward-looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to us on the dates noted, and we assume no obligation to update any such forward-looking statements. It is important to note that our actual results may differ materially from those in such forward-looking statements due to fluctuations in interest rates, inflation, government regulations, economic conditions and competitive product and pricing pressures in the geographic and business areas in which we conduct operations, including our plans, objectives, expectations and intentions and other factors discussed elsewhere in this Report.

Certain risk factors could materially and adversely affect our business, financial conditions and results of operations and cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us, and you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made and we do not undertake any obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The risks and uncertainties we currently face are not the only ones we face. New factors emerge from time to time, and it is not possible for us to predict which will arise. There may be additional risks not presently known to us or that we currently believe are immaterial to our business. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The industry and market data contained in this report are based either on our management’s own estimates or, where indicated, independent industry publications, reports by governmental agencies or market research firms or other published independent sources and, in each case, are believed by our management to be reasonable estimates. However, industry and market data is subject to change and cannot always be verified with complete certainty due to limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties inherent in any statistical survey of market shares. We have not independently verified market and industry data from third-party sources. In addition, consumption patterns and customer preferences can and do change. As a result, you should be aware that market share, ranking and other similar data set forth herein, and estimates and beliefs based on such data, may not be verifiable or reliable.

PART I

Item 1.   Description of Business

Organization

EnviraTrends, Inc. is a Wyoming corporation formed on June 22, 2009.

Our principal office is located at 1900 Main Street, Suite 312, Sarasota, FL 34236.  Phone:  941.365.8835

General

We will sell a pet memorial product.  We will turn cremated pet ashes into glass “Eternal Gems.”  Eternal Gems will differ in color and clarity, and size depends on the weight of the animal. Future customers, if any, will be able to have all the cremated remains converted into an Eternal Gem sculpture or to select a design from the Gemstone or Touchstone Series, which will require a smaller portion of the cremated remains.  We have decided to focus our initial marketing efforts in China.

On December 23, 2009, we acquired the rights to our products from ImagiTrend Group LLC in exchange for 3,180,000 shares of common stock.  Russell Haraburda, our president and director, is Managing Member of ImagiTrend Group LLC.

Since our inception, we have been continuously engaged in operational activities related to developing our business plan by:

•	securing the rights to our product,
•	completing the development phase of manufacturing and selling our products,
•	preparing for discussions with third party manufacturers to make our products – although we have no contracts in place as of the date of this registration statement,
•	preparing to start producing by marketing to pet crematoriums, cemeteries, major pet supply chains and veterinarians, and
•	commencing to contact manufactures in Asia to outsource all manufacturing of our products.

Since November 2010, we have been continuing to modify and develop our business plan, refocusing initially on the China market, as follows:

Sourcing Manufacturers

In order to secure a manufacturer for our products, on January 23, 2011, we entered into an agreement with a non-affiliated third party, Dragon Sino Limited, a Hong Kong corporation  (“Consultant”), pursuant to which Consultant has agreed to render and perform the following services to us:

•	Identify various manufacturers in China capable of producing our Pet Memorial product at a reasonable price;
•	Assist us in negotiating a manufacturing contract with the manufacturer chosen;
•	Act as a liaison in the initial stages of the relationship between the manufacturer and us and to facilitate the process of manufacturing our product.
•	At our sole option, Consultant will serve as our ongoing agent and liaison with the manufacturer so long as us has a relationship with the manufacturer.

Consultant shall be paid the initial sum of $5,000 US for the services described above.  If we shall elect to continue the Consultant’s services, the parties shall delineate the specific services required and the compensation payable which shall be set forth in an addendum to this Agreement.  Either party may terminate this agreement upon 30 days written notice to the other party.

Developing a Marketing Program in China

On November 23, 2010, we entered into a Product Marketing Agreement with China Ventures Inc, (CV) a Nevada corporation with offices located at Sichuan, Chengdu 641001 Ren Min Nan Lu 4 duan 27 hao, Shang Ding Guoji 2 dong 1 danyuan 1015 (“CV” or “MiUSA).

Under the agreement we agreed as follows:

•
We will deliver to CV’s warehouse in Chengdu China the Product(s) set forth in Exhibit I in the quantities so specified.  The Product(s) will be packaged for immediate retail sample and sale. By mutual agreement, the Products may be manufactured in China and delivered to CV’s warehouse in Chengdu.

•	We will pay the transportation and VAT and import duties for the Product(s) necessary to deliver the Product to the CV’s warehouse.
•	We when requested by CV will supply the documents and information required by the SFDA necessary to register/license the Product(s) in China such as but not limited to the following:

•	Registered trademark proof

•	Product formulation (raw materials and auxiliary materials) and the sources of raw materials and auxiliary materials and use basis.

•	Functional ingredients and the inspection method.

•	Sketch of manufacturing technique and detailed specification and relevant research data.

•	Product quality standard and the preparation of instructions

•	Product packing material type, name, quality standards and selection basis

•	Product labeling specifications

•	Producing country’s relevant agencies documentary evidence that the product manufacturer conforms to local relevant manufacturing practices.

•	Notarized production and sales for more than one year

•	The producing country or International Organizations’ relevant standards related to the product.

•	Sample of the product’s package, label, and instruction for the market of their producing country

Duties of CV/MiUSA under the agreement are as follows:

Basic Services

•
MiUSA will translate Product documentation as necessary and label and assist through China Customs Clearance.  MiUSA will rely upon all information supplied by us for the label translation but will assume all liability for the accuracy of the translated label.

•	MiUSA will establish the Product in at least one brick-and-mortar retail destination. The MiUSA Project will collect the residual inventory and invoiced amount due for us.
•
MiUSA will develop a Pet memorial street Team necessary to promote the USA produced Product through a sample program in locations adjacent to the key outlets and during optimal foot-traffic timing periods.

•	MiUSA, through surveys, will deliver the findings to us enabling us to expand, augment, adjust or abandoned the market.
•	MiUSA will introduce the Product to qualified distributors and sign a minimum of 5 (five) distributors for the Product distribution.
•
MiUSA will register/license the Product in China as a pet memorial product.  To acquire a registration/license is a minimum six months and maximum of eighteen months process. CV will not be responsible for the registration delay if us fails to provide the necessary documentation.

•	MiUSA will provide a private labeler to package and/or produce the Product domestically. We are under no obligation to accept or use the private labeler.

Additional Services – The following additional services are available on a negotiated basis:

•	MiUSA will offer to assist in developing national distribution for welcomed products on terms to be negotiated between all parties separate from this Agreement.
•	MiUSA will assist in developing and translating external marketing and promotional materials locally and nationally. The MiUSA team is able to assist in China trade shows.
•	MiUSA will translate promotional materials associated and provided with US manufactured products.

Thr Costs and Payment Terms are as follows:

Cost of Services: $40,000 cash

Payment Terms:
1.    50% pre pay - $20,000 (does not cover the cost of the license estimated at $10,000, represents MiUSA’s risk)
2.    25% when order for 100 units of the product are placed and stores are placed - $10,000 (verifiable);
3.    15% when distributor is signed - $6,000;
4.    10% when product is officially registered - $4,000

The term of the Agreement is one year and may be renewed for an additional term by mutual written agreement or until the registration/licensing of the Product is complete, whichever is later.

All payments required under these Agreements to date have been made.  Until we generate operating revenue, the parties to these Agreements have agreed to accept a personal guarantee of payment in lieu of cash from Mr. Haraburda, our President and Director.  He has pledged a total of 50,000 shares common shares (40,000 shares to China Ventures and 10,000 shares to CV/MiUSA] as collateral for this guarantee. When all the obligations under each guarantee are satisfied, the companies will release 80% of the collateral to the Guarantor but retain the remainder.  Further, we intend to secure advances on orders in China which we will use to make payments necessary to manufacture the items to fulfill the order or, alternatively, factor the orders when received in order to generate the necessary funds to manufacture the products. Based upon the foregoing, we do not anticipate we will need any additional capital to implement our revised business plan, commence active marketing efforts, generate sales, manufacture products and generate revenues.

As of January 31, 2012, we have $393.51of cash in our bank account to fund our general overhead.

As of the date of this report, manufacturing and distribution of our products by third parties has not commenced.  We have not sold any products as of the date of this report.

We do not consider ourselves a blank check company in that we have a specific implementable business plan to generate revenues as described above, we have already taken steps to implement that business plan and intend to continue to do so, and we do not have any intention to engage in a reverse merger with any unidentified entity in an unrelated industry.

Future Products

We intend to sell a pet memorial product by turning cremated pet ashes into glass called “Eternal Gems.”  Eternal Gems will differ in color and clarity, and size depends on the weight of the animal. Customers will be able to have all the cremated remains converted into an Eternal Gem sculpture or will be able to select a design from the Gemstone or Touchstone Series, which will require a smaller portion of the cremated remains.

A memorial product is generated from the cremation remains of a deceased animal whereby a predetermined amount of bone ash is combined with a predetermined amount of glass forming additive. The manufacturing process involves melding glass grade sand to achieve a liquid state. In addition, a glass modifier may be added to enhance the durability of the final solid product. A flux may also be added to reduce the melting temperature of the mixture. These additives are combined with bone ash and milled to a desired particulate size to form a powder mixture. The mixture is heated to a melting temperature for a resident time to form a glass melt which is then poured into a mold. The cast or molded form is annealed for a resident time at a predetermined temperature to avoid stress fractures or crystallization from cooling too quickly or slowly. The infused glass with the incorporated ashes is then molded and sculptured into the final art form or piece of jewelry.

We will offer the following types of Eternal Gems:

●
The Gemstone Series: Includes gems that are available in three sizes, ring (1/2”); pendant (3/4”) and ornament (1-1/4”). These gems can be displayed on their own or used in a variety of attractive settings.

•	Eternal Halo. The Halo or circle of light has a luminous holographic effect formed by the gem’s balanced rays of light.
•	Eternal Heart. Our heart design features brilliant flashes of light and is a graceful representation of the life and love shared with a pet.
•	Eternal Teardrop. This elegant shape illuminates the emotional bond between companion animal and owner.
•	Eternal Iris. Representing the tranquility and beauty of nature, this hexagonal shaped gem is named after the Iris flower.
•	Eternal Cross. Based on the Christian cross motif, this design is one of the most recognized memorial symbols.

●
The Touchstone Series These gems feature a simpler, softer, rounded design known as “en cabochon” (French for in the round). Available in the Eternal Heart, Teardrop and Cross designs, these gems are approximately two inches in size and are ideal for holding in the palm of your hand.

●	The Sculpture Series

•
Eternal Pyramid. Representing one of mankind’s oldest monuments, the Eternal Pyramid symbolizes great wonder, mystery and power as a tribute to a companion animal. It is ideal for mounting on a base or for individual display.

•	The Ovalisk. The egg-shaped design, symbolic of rebirth and renewal, demonstrates nature’s circle of life.
•	The Obelisk. A pillar shape that tapers to a point as it rises, the Eternal Obelisk stands as an elegant commemoration of a pet.

On December 23, 2009, we acquired the rights to our products from ImagiTrend Group LLC in exchange for 3,180,000 shares of common stock.  Russell Haraburda, our president and director, is Managing Member of ImagiTrend Group LLC.

Markets and Marketing

The market for our products are pet owners and in some cases relatives of pet owners. There are no contracts with customers. We anticipate that our products will be sold initially in China under the Marketing Agreement described above.

Our product will be individually produced for our customers and packaged and shipped by initially our suppliers. Sales will principally be through telephone requests to our or outsourced sales staff and through mail in inquiries and follow up by our own sales staff.

Insurance

We have no products liability or other insurance.

Intellectual Property

We have no intellectual property except that relating to our current products which on December 23, 2009, we acquired from ImagiTrend Group LLC in exchange for 3,180,000 shares of common stock.  The intellectual property consists of certain trade secrets relating to the manufacturing and design of our product.  The prior owners applied for a patent but that application was abandoned and no patent issued.  We are advised by patent counsel that the subject matter of the prior patent application is, in all probability, not patentable and therefore we have assigned the intellectual property a nominal value.  On December 7, 2005, ImagiTrend, Inc. acquired all right to the product from Eternal Gems, Inc., Ted Yardley and Armando Gonzalez in exchange for 2,500,000 common shares of ImagiTrend, Inc.  Those intellectual property rights were transferred to ImagiTrend Group, LLC on December 23, 2009 from which we acquired the rights as stated above.

Environmental Issues

We have not incurred and do not expect to incur any costs relating to environmental matters.

Competition and Market Position

There are no competitors doing exactly what we do. There are pet memorials which are generally urns in which cremated pet ashes are placed, but they are not directed to the memorial being a work of art. Potential customers have other options such as pet burial.  Our principal methods of competition are through the unique nature of the product and its artistic value.

Research and Development

We have not incurred research and development expenses during the last two fiscal years.

Employees

We have the following full time employees:

•	Administrative – 1
•	Management – 1

We have no part time employees.  We have no collective bargaining agreement with our employees.  We consider our relationship with our employees to be excellent.

Additional Information

We are a public company and file annual, quarterly and special reports and other information with the SEC. We are not required to, and do not intend to, deliver an annual report to security holders. You may read and copy any document we file at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. Our filings are also available, at no charge, to the public at http://www.sec.gov.

Item 2.   Description of Property

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The affiliates lease expired December 31, 2009 at which time the affiliate continued on a month to month basis or be subject to the terms of a new master lease.  Effective January 1, 2010, the Company will pay month to month to the affiliate until it can determine its course of action or until the month to month master lease between the affiliate and landlord is terminated.   The Company has recorded rent expense for $7,344 for the period June 22, 2009 (date of inception) to September 30, 2009.  The Company has included the $7,344 as due to affiliate in the accompanying balance sheet to this report.

The property is adequate for our current needs.

We do not intend to renovate, improve, or develop properties.  We are not subject to competitive conditions for property and currently have no property to insure.  We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.  Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings

We are not a party to any material legal proceedings nor are we aware of any circumstance that may reasonably lead any third party to initiate material legal proceedings against us.

Item 4.   Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Trading History

Our common stock is not traded or qualified for trading on any exchange.

Options, Warrants, Convertible Securities

There are no options, warrants or convertible securities outstanding.

Penny Stock Considerations

Our shares will be "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 to mean equity securities with a price of less than $5.00.  Our shares thus will be subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt.  Generally, an individual with a net worth in excess of $1,000,000, or annual income exceeding $100,000 individually or $300,000 together with his or her spouse, is considered an accredited investor.  In addition, under the penny stock regulations the broker-dealer is required to:

●
Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commissions relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

●	Disclose commissions payable to the broker-dealer and our registered representatives and current bid and offer quotations for the securities;
●
Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

●
Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market.  These additional sales practice and disclosure requirements could impede the sale of our securities, if our securities become publicly traded.  In addition, the liquidity for our securities may be decreased, with a corresponding decrease in the price of our securities.  Our shares in all probability will be subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

Holders

As of February 1, 2012, we had 81 shareholders of record of our common stock.

Dividends

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use in our business.  Any decisions as to future payments of dividends will depend on our earnings and financial position and such other facts, as the Board of Directors deems relevant.

Item 6.   Selected Consolidated Financial Data

Not required.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes, and other financial information included in this Form 10-Q.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking.  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; change in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; the risk of foreign currency exchange rate; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Plan of Operation

We have decided to focus our initial marketing efforts in China.  Since November 2010, we have been continuing to modify and develop our business plan, refocusing initially on the China market, as follows:

Sourcing Manufacturers

In order to secure a manufacturer for our products, on January 23, 2011, we entered into an agreement with a non-affiliated third party, Dragon Sino Limited, a Hong Kong corporation  (“Consultant”), pursuant to which Consultant has agreed to render and perform the following services to us:

•	Identify various manufacturers in China capable of producing our Pet Memorial product at a reasonable price;
•	Assist us in negotiating a manufacturing contract with the manufacturer chosen;
•	Act as a liaison in the initial stages of the relationship between the manufacturer and us and to facilitate the process of manufacturing our product.
•	At our sole option, Consultant will serve as our ongoing agent and liaison with the manufacturer so long as us has a relationship with the manufacturer.

A detailed description of this Agreement is set forth in “Business,” above.

Developing a Marketing Program in China

On November 23, 2010, we entered into a Product Marketing Agreement with China Ventures Inc, (CV) a Nevada corporation with offices located at Sichuan, Chengdu 641001 Ren Min Nan Lu 4 duan 27 hao, Shang Ding Guoji 2 dong 1 danyuan 1015 (“CV” or “MiUSA).

Under the agreement CV/MiUSA will provide the following basic services:

•
MiUSA will translate Product documentation as necessary and label and assist through China Customs Clearance.  MiUSA will rely upon all information supplied by us for the label translation but will assume all liability for the accuracy of the translated label.

•	MiUSA will establish the Product in at least one brick-and-mortar retail destination. The MiUSA Project will collect the residual inventory and invoiced amount due for us.
•
MiUSA will develop a Pet memorial street Team necessary to promote the USA produced Product through a sample program in locations adjacent to the key outlets and during optimal foot-traffic timing periods.

•	MiUSA, through surveys, will deliver the findings to us enabling us to expand, augment, adjust or abandoned the market.
•	MiUSA will introduce the Product to qualified distributors and sign a minimum of 5 (five) distributors for the Product distribution.
•
MiUSA will register/license the Product in China as a pet memorial product.  To acquire a registration/license is a minimum six months and maximum of eighteen months process. CV will not be responsible for the registration delay if us fails to provide the necessary documentation.

•	MiUSA will provide a private labeler to package and/or produce the Product domestically. We are under no obligation to accept or use the private labeler.

A detailed description of this Agreement is set forth in “Business,” above.

As of the date of this report, manufacturing and distribution of our products by third parties has not commenced.  We have not sold any products as of the date of this report.

Liquidity and Capital Resources

During the period June 22, 2009 (date of inception) through September 30 2011, we have raised $210,600 through the sale of our common stock, and an affiliate has provided $64,184 through the payment of certain expenses on our behalf.   All payments required under the Agreements with the Chinese companies described above to date have been made.  Until we generate operating revenue, the parties to these Agreements have agreed to accept a personal guarantee of payment in lieu of cash from Mr. Haraburda, our President and Director.  He has pledged a total of 50,000 shares common shares (40,000 shares to China Ventures and 10,000 shares to CV/MiUSA) as collateral for this guarantee. When all the obligations under each guarantee are satisfied, the companies will release 80% of the collateral to the Guarantor but retain the remainder.  Further, we intend to secure advances on orders in China which we will use to make payments necessary to manufacture the items to fulfill the order or, alternatively, factor the orders when received in order to generate the necessary funds to manufacture the products. Based upon the foregoing, we do not anticipate we will need any additional capital to implement our revised business plan, commence active marketing efforts, generate sales, manufacture products and generate revenues.

As of January 31, 2012 we have approximately $393.51 of cash in our bank account to fund our general overhead which will not be sufficient to fund such expenses until we generate revenues.

From inception, we have suffered from continuous losses with an accumulated deficit of $687,632 as of September 30 2011. The continuation as a going concern through September 30 2011 is dependent upon the continued financial support from our stockholders. Also, we are currently pursuing the additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Going Concern

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We are in the development stage and have not generated any revenues from operations and have incurred accumulated losses of $687,632.  As of September 30 2011, the Company has negative working capital of $459,993.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have issued stock to raise capital to fund current operations and believe that additional shares can be issued to fund operations until we begin generating revenue. We are in the process of contracting with suppliers to manufacture the product and have begun marking and advertising campaigns.  If we are unable to find a manufacturer, then we might have to cease operations unless a viable alternative is found.

Critical Accounting Policies

Cash and Cash Equivalents

For purposes of the statements of cash flows, EnviraTrends considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

EnviraTrends plans to recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
EnviraTrends, Inc.

We have audited the accompanying balance sheets of EnviraTrends, Inc. (a development stage company) as of September 30, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended September 30, 2011 and 2010 and for the period June 22, 2009 (inception) through September 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EnviraTrends, Inc as of September 30, 2011and 2010, and the results of its operations and its cash flows for the years ended September 30, 2011 and 2010 and for the period June 22, 2009 (inception) through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage and has not commenced operations. Its ability to continue as a going concern is dependent upon its ability to develop additional sources of capital, or locate and complete a merger with another company and ultimately achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Saint Louis, Missouri
January 11, 2012

Item 8.   Financial Statements

ENVIRATRENDS, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

Contents

Page
Financial Statements
Balance Sheets as of September 30, 2011 and 2010	F-1
Statements of Operations for the Years Ended September 30, 2011 and 2010 and for the Period from June 22, 2009 (Date of Inception) to September 30, 2011.	F-2
Statement of Stockholders’ Deficit for the Period from June 22, 2009 (Date of Inception) to September 30, 2011	F-3
Statements of Cash Flows for the Years Ended September 30, 2011 and 2010 and for the Period from June 22, 2009 (Date of Inception) to September 30, 2011	F-4
Notes to Financial Statements	F-5

ENVIRATRENDS, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30,

	2011	2010
	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,452	-
Other current Assets	-	5,000
Total current assets	1,452	5,000

LONG TERM ASSETS:
Furniture and equipment, net accumulated depreciation of $1,942 and $542	2,558	2,458

Total Assets	4,010	7,458

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	11,151	22,393
Accrued payroll due to shareholder	123,623	19,435
Due to affiliate	64,184	63,385
Due to shareholder	262,487	76,600
TOTAL CURRENT LIABILITIES	461,445	181,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Common stock, no par value, 5,000,000,000 shares authorized
24,189,850 shares issued and outstanding as of
June 30, 2011 and September 30, 2010	230,197	230,197
Deficit accumulated during development stage	(687,632)	(404,552)
Total stockholders' equity (deficit)	(457,435)	(174,355)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,010	7,458

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30,

			Cumulative
			From June 22, 2009
			(Date of Inception) To
	2011	2010	September 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-

Expenses	283,080	343,086	687,632

Net loss	$(283,080)	$(343,086)	$(687,632)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average common equivalent
shares outstanding - basic and diluted	24,189,850	19,665,696

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 22 , 2009 (DATE OF INCEPTION) TO SEPTEMBER 30, 2011

			Deficit
			Accumulated
			During	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
Balance, June 22, 2009 (Inception)	-	$-	$-	$-

Issuance of 10,000,000 shares to the founder and president valued
at $0.001 per share	10,000,000	10,000	-	10,000

Issue 530,000 shares of common stock for cash; each share issued
for $0.02 per share	530,000	10,600	-	10,600

Net loss	-	-	(61,466)	(61,466)

Balance, September 30, 2009	10,530,000	20,600	(61,466)	(40,866)

Issuance of 10,000,000 shares of common stock for cash; each share issued
for $0.02 per share	10,000,000	200,000	-	200,000

Issuance of 3,180,000 shares of common stock for product rights
to a related party	3,180,000	-	-	-

Issuance of 274,200 shares of common stock for services	274,200	5,484	-	5,484

Issuance of 342,750 shares of common stock for compensation	342,750	6,855	-	6,855

Cancellation of 137,100 shares of common stock for services	(137,100)	(2,742)	-	(2,742)

Net loss	-	-	(343,086)	(343,086)

Balance, September 30, 2010	24,189,850	230,197	(404,552)	(174,355)

Net loss	-	-	(283,080)	(283,080)

Balance, September 30, 2011	24,189,850	$230,197	$(687,632)	$(457,435)

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENEDED SEPTEMBER 30,

			Cumulative
			From June 22, 2009
			(Date of Inception)
	2011	2010	To September 30, 2011

CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(283,080)	$(343,086)	$(687,632)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	9,597	19,597
Depreciation expense	1,382	542	1,924
Change in operating assets and liabilities:
Prepaid expenses	5,000	(5,000)	-
Accrued expenses	(11,242)	22,293	11,151
Accrued payroll due to shareholder	104,188	8,235	123,623
Net cash used in operating activities	(183,752)	(307,419)	(531,337)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	(1,482)	(3,000)	(4,482)
Net cash used in investing activities	(1,482)	(3,000)	(4,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliates	799	33,220	64,184
Change in due to shareholders	185,887	76,600	262,487
Issuance of common stock for cash	-	200,100	210,600
Net cash provided by financing activities	186,686	309,920	537,271

NET INCREASE IN CASH & CASH EQUIVALENTS	1,452	(499)	1,452

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	499	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,452	$-	$1,452

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

History

EnviraTrends, Inc. (the “Company”), a development stage company, was organized in Wyoming on June 22, 2009. The Company is in the development stage as defined in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities.”  The Company is in the business of selling pet memorial products. The fiscal year end is September 30.

Development Stage Company and Going-Concern

The Company is in the development stage since planned principal activities have not commenced and the Company has not generated any revenue. In a development stage company, management devotes most of its activities to developing a market for its products and services. These financial statements have been prepared on a going-concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.

The Company has a deficit accumulated during the development stage of $687,632. Further, the Company has negative working capital of $459,993 as of September 30, 2011.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The continuation of the Company as a going-concern and the ability of the Company to emerge from the development stage is dependent upon the continued financial support from its stockholders, the ability of the Company to obtain necessary equity and debt financings to continue operations and to generate sustainable revenue. There is no guarantee that the Company will be able to raise adequate equity or debt financings or generate profitable operations.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Cash and Cash Equivalents

For purposes of the statements of cash flows, EnviraTrends considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

EnviraTrends plans to recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured.

Income Taxes

The Company uses the liability method of accounting for income taxes pursuant to ASC Topic 740, “Income Taxes.”  Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of the assets and liabilities and their financial amounts at year-end.  The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement 109, (formerly FASB issued Interpretation 48 - FIN 48), on October 1, 2009.  FASB ASC 740-10-65 clarifies the accounting and disclosure requirements for uncertainty in tax positions, as defined.  It required a two-step approach to evaluate tax positions and determine if they should be recognized in the financial statements.  The two-step approach involves recognizing any tax positions that are “more likely than not” to occur and then measuring those positions to determine if they are recognizable in the financial statements.  Management regularly reviews and analyzes all tax positions and has determined that no aggressive tax positions have been taken.

Basic and Diluted Net Loss per Share

Basic earnings per common share is computed based upon the weighted average number of common shares outstanding during the period. Diluted earnings per share consists of the weighted average number of common shares outstanding plus the dilutive effects of options and warrants calculated using the treasury stock method. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

Stockholder’s Equity

The Company records shares as issued when the obligation to issue has occurred and the subscriber has all the rights and duties of a stockholder.

Recently Issued Accounting Pronouncements

EnviraTrends does not expect the adoption of recently issued accounting pronouncements to have a material effect on its results of operations, financial position, or cash flows.

NOTE 2 - STOCKHOLDER'S EQUITY

On June 22, 2009, the Company issued 10,000,000 shares of common stock to the founder and president.  The Company valued these shares at $0.001 per share.  In November 2009, the Company amended its articles of incorporation to change the authorized common shares to 5,000,000,000 and authorized preferred shares to 20,000,000.

On various days from July 29, 2009 through September 11, 2009, the Company issued 530,000 shares for $0.02 per share to 73 investors.  70 investors invested $100 each, one investor invested $2,100, one investor invested $1,000 and one investor invested $500 to arrive at the total of $10,600.

During December, 2009, the Company issued 5,000,000 shares of common stock to unrelated parties for $100,000.

On December 22, 2009, the Company issued 3,180,000 shares of common stock to purchase certain product rights and trademarks from ImagiTrend Group LLC (“ImagiTrend”), a related party.  The value of the intangible assets on ImagiTrend’s records at the date of purchase was $0 because ImagiTrend Inc. had permanently impaired the intangible assets.  Since the transaction was with a related party, the Company is not able to step up the value of the intangible assets; therefore, the Company assigned $0 to this transaction.

On December 23, 2009, the Company issued 274,200 shares of common stock for services valued at $5,484.

On December 23, 2009, the Company issued 342,750 shares of common stock for compensation valued at $6,855.

On April 26, 2010, as part of a settlement agreement between the Company and the previous CFO, the Company canceled 137,100 shares of common stock.

On April 30, 2010, the Company issued 5,000,000 shares of common stock to an unrelated party for $100,000.

The Company has the ability to issue up to 20,000,000 shares of no par value preferred stock.  As of September 30, 2011, there were no shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The sublease expired December 31, 2009 at which time the Company was able to continue on a month to month basis or be subject to the terms of a new master lease.  The Company has recorded rent expense of $26,707, 19,696 and 53,747 for the years ended September 30, 2011 and 2010 and for the period June 22, 2009 (date of inception) to September 30, 2011, respectively.

From June 22, 2009 (date of inception) through September 30, 2011, ImagiTrend Group LLC, (“ImagiTrend”) of which the president and majority stockholder is managing member, paid certain expenses on behalf of the Company.  The amount due to ImagiTrend as of September 30, 2011 and September 31, 2010 is $64,184 and $63,385, respectively, which is non interest bearing and unsecured.

NOTE 4 – INCOME TAXES

EnviraTrends uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, EnviraTrends incurred a net loss and therefore has no tax liability.

NOTE 5 – DUE TO SHAREHOLDER

On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  Russell has also loaned funds to the company as an unsecured, noninterest bearing loan.  As of September 30, 2011 and 2010, the amount due to Mr. Haraburda is $386,110 and $96,035, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-K was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at September 30, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, at September 30, 2011, our disclosure controls and procedures are not effective.

Management’s Report on Internal Control Over Financial Reporting

Not required of Section 15(d) companies.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

Directors and Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office is required to fill vacancies.  Each director shall be elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Russell Haraburda	57	President and Director
Roger Prasad	41	Director

Russell Haraburda has held his current position since our formation in June 2009.  He became and has been President and CEO of ImagiTrend, Inc. a company that has had no revenues or sales and no employees.  It is not anticipated that ImagiTrend will engage in any business activities in the future.  He has had no relationship with Vista Partners LLC during the past 5 years. He served as Manager of Vista Partners LLC from 1998 to 2004. The company attempted to make introductions of business to business with no success. The company had no revenues or employees.  Mr. Haraburda may be considered as a Promoter of our company.  Mr. Haraburda contributes his years of entrepreneurial business experience as a member of our Board.

Mr. Prasad joined us as Director in July 2010.  From September 2009 to date, with World  Capital Advisors LLC, Miami FL, he has been a Wealth Management Advisor.  From June 2007 to May 2009 with Diversified Portfolio Management, a Financial Consulting company, he was CEO / President.  Between May 2009 and September 2009 Mr. Prasad was traveling and was unemployed.  From October 2005 to December  2008 with Intersecurities, Inc., he was a Registered Rep.  From October 2004 to October 2005 with United Securities Alliance, Inc., he was a Registered Rep.  He holds the following licenses:  Mortgage Broker License, Series 3, Series 63 and 6.  He has a BA from Stony Brook University in 1995-1996.  Mr. Prasad brings a decade of financial experience in investments and debt consolidation. He had served as the Chief Executive Office of Diversified Portfolio Management, Inc., a management company that provides consultation and financial services through its affiliation with various partners.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities,

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

•
Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity.

•	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity.

•	Having any administrative proceeding been threatened against you related to their involvement in any type of business, securities, or banking activity.

Corporate Governance

Our Board of Directors has two directors and has not established Audit, Compensation, and Nominating or Governance Committees as standing committees. The Board does not have an executive committee or any committees performing a similar function. We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the board of directors be independent. The Board has determined that the no members of the Board are “independent” under the definition set forth in the listing standards of the NASDAQ Stock Market, Inc., which is the definition that the Board has chosen to use for the purposes of the determining independence, as the OTCBB does not provide such a definition. Therefore, none of our current Board members are independent.

Compliance with Section 16(a) of the Exchange Act

Compliance is not required.

Item 11. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our Principal Executive Officer, our most highly compensated executive officers other than our CEO who occupied such position at the end of our latest fiscal year, by us, or by any third party where the purpose of a transaction was to furnish compensation, for all services rendered in all capacities to us for the latest fiscal years ended September 30, 2010 and 2011.

Name	Title	Year	Salary			Bonus	Stock awards	Option awards	Non equity Incen- tive plan com- pen- sation	Non qualified deferred compensa- tion	All other Compensation	Total
Russell Haraburda	President	2010	$120,000	[1	]	0	0	0	0	0	0	$120,000
		2011	$120,000	[1	]	0	0	0	0	0	0	$120,000

[1]  On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  During the period August 1, 2009 through September 30, 2011, Mr. Haraburda received approximately $136,000.  As of September 30, 2011, the amount due to Mr. Haraburda for salary is $123,623.

Summary Equity Awards Table

The following table sets forth certain information for our executive officers concerning unexercised options, stock that has not vested, and equity incentive plan awards as of September 30, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END SEPTEMBER 30, 2011
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number Of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Russell Haraburda	0	0	0	0	0	0	0	0	0

Narrative disclosure to summary compensation and option tables

We have an employment agreement with Mr. Haraburda as President effective August 1, 2009.  The principal provisions of the agreement are as follows:

●	Term of Employment. Mr. Haraburda's employment will begin on the date set forth above, and continue indefinitely unless sooner terminated by the Company.

●
Monthly Salary.  Mr. Haraburda's monthly salary will be ten thousand dollars ($10,000), payable within five business days of the start of each month.  Payment for may be deferred and accrued until the Company receives adequate funding to pay the monthly salary.

●
Full-Time Effort. Mr. Haraburda shall be required to devote his full time to the business. Mr. Haraburda shall contribute his time and skills as is reasonably necessary to promote the business in a successful and profitable manner.

At no time during the last fiscal year with respect to any person listed in the Table above was there:

●
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;

●	any option or equity grant;

●	any non-equity incentive plan award made to a named executive officer;

●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or

●	any payment for any item to be included under All Other Compensation (column (i)) in the Summary Compensation Table.

Board of Directors

Director Compensation

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Russell Haraburda, Roger Prasad	0	0	0	0	0	0	0

Narrative to Director Compensation Table

We have no compensation arrangements (such as fees for retainer, committee service, service as chairman of the board or a committee, and meeting attendance) with directors.

No director has a different compensation arrangement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth the ownership, as of the date of this prospectus, of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock, our directors, and our executive officers and directors as a group.  To the best of our knowledge, the persons named have sole voting and investment power with respect to such shares, except as otherwise noted.  There are not any pending or anticipated arrangements that may cause a change in control.

The information presented below regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose. Under these rules, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner. Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed below have sole voting and investment power with respect to the shares shown.  The business address of the shareholders is 1900 Main Street, Suite 312, Sarasota, FL 34236.

Name	Number of Shares of Common Stock	Percentage
Russell Haraburda [1]	13,180,000	54.47%
Living Trust, Gordon Morris, Trustee	10,000,000	41.33%
All officers and directors as a group [2 persons]	13,190,000	54.52%

[1]  Includes 3,180,000 owned by ImagiTrend Group LLC of which Mr. Haraburda is Managing Member.

[2]  Includes 5,000 shares owned by Mr. Prasad and 5,000 shares owned by his wife, Rita Prasad.

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as set forth above, applicable percentages are based upon 24,194,850 shares of common stock outstanding as of February 1, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The sublease expired December 31, 2009 at which time the Company was able to continue on a month to month basis or be subject to the terms of a new master lease.  The Company has recorded rent expense of $26,707, 19,696 and 53,747 for the years ended September 30, 2011 and 2010 and for the period June 22, 2009 (date of inception) to September 30, 2011, respectively.

From June 22, 2009 (date of inception) through September 30, 2011, ImagiTrend Group LLC, (“ImagiTrend”) of which the president and majority stockholder is managing member, paid certain expenses on behalf of the Company.  The amount due to ImagiTrend as of September 30, 2011 and September 31, 2010 is $64,184 and $63,385, respectively, which is non interest bearing and unsecured.

On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  During the period August 1, 2009 through September 30, 2011, Mr. Haraburda received approximately $136,000.  As of September 30, 2011, the amount due to Mr. Haraburda for salary is $123,623.

Director Independence

Our board of directors has determined that we have one board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Item 14. Principal Accountant Fees and Services

Gruber & Company LLC was our independent auditors for the fiscal years ended September 30, 2011 and 2010.

The following table shows the fees paid or accrued by us for the audit and other services provided by our auditor for fiscal 2011 and 2010.

	2011	2010

Audit Fees	$27,500	25,000
Audit-Related Fees
Tax Fees
All Other Fees
Total	$27,500	25,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Under applicable SEC rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditors in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent auditors. Until such time as we have an Audit Committee in place, the Board of Directors will pre-approve the audit and non-audit services performed by the independent auditors.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent auditors to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting.

Item 15. Exhibits

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________
*  This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviraTrends, Inc.

	Name		Signature

By:	Russell Haraburda, President,	February 3, 2012	/s/ Russell Haraburda
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Russell Haraburda	Russell Haraburda	President and Director,	February 3, 2012
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer
February 3, 2012
/s/ Roger Prasad	Roger Prasad	Director

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

	101.INS	XBRL Instance Document**

	101.SCH	XBRL Taxonomy Extension Schema Document**

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
____________________
* This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.