Form 10-Q
period 2011-12-31
EnviraTrends, Inc
filed 2012-02-16
CIK 1479575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2011

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

File No. 333-164086

ENVIRATRENDS, INC.
(Exact name of registrant as specified in its charter)

Wyoming	5900	27-0566627
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	I.R.S. Employer Identification No.

1900 Main Street Suite 312 Sarasota, FL	34236
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number:  941.365.8835

N/A
(Former name, former address and former three months, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of February 15, 2012 there were 24,189,850 shares issued and outstanding of the registrant’s common stock.

ENVIRATRENDS, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF DECEMBERS 31, 2011 AND SEPTEMBER 30, 2011

	December 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$82	1,452
Total current assets	82	1,452

LONG TERM ASSETS:
Furniture and equipment, net accumulated depreciation of $2,301 and $1,942	2,181	2,558

Total Assets	2,263	4,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	13,377	11,151
Accrued payroll due to shareholder	149,590	123,623
Due to affiliate	64,184	64,184
Due to shareholder	299,088	262,487
TOTAL CURRENT LIABILITIES	526,239	461,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Common stock, no par value, 5,000,000,000 shares authorized
24,189,850 shares issued and outstanding as of
December 31, 2011 and September 30, 2011	230,197	230,197
Deficit accumulated during development stage	(754,173)	(687,632)
Total stockholders' equity (deficit)	(523,976)	(457,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,263	4,010

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Cumulative
			From June 22, 2009
	For the Three Months Ended	For the Three Months Ended	(Date of Inception) To
	December 31, 2011	December 31, 2010	December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-

Expenses	66,541	77,165	754,173

Net loss	$(66,541)	$(77,165)	$(754,173)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average common equivalent
shares outstanding - basic and diluted	24,189,850	24,194,850

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 22 , 2009 (DATE OF INCEPTION) TO DECEMBER 31, 2011

			Deficit
			Accumulated
			During	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)
Balance, June 22, 2009 (Inception)	-	$-	$-	$-

Issuance of 10,000,000 shares to the founder and president valued
at $0.001 per share	10,000,000	10,000	-	10,000

Issue 530,000 shares of common stock for cash; each share issued
for $0.02 per share	530,000	10,600	-	10,600

Net loss	-	-	(61,466)	(61,466)

Balance, September 30, 2009	10,530,000	20,600	(61,466)	(40,866)

Issuance of 10,000,000 shares of common stock for cash; each share issued
for $0.02 per share	10,000,000	200,000	-	200,000

Issuance of 3,180,000 shares of common stock for product rights
to a related party	3,180,000	-	-	-

Issuance of 274,200 shares of common stock for services	274,200	5,484	-	5,484

Issuance of 342,750 shares of common stock for compensation	342,750	6,855	-	6,855

Cancellation of 137,100 shares of common stock for services	(137,100)	(2,742)	-	(2,742)

Net loss	-	-	(343,086)	(343,086)

Balance, September 30, 2010	24,189,850	230,197	(404,552)	(174,355)

Net loss	-	-	(283,080)	(283,080)

Balance, September 30, 2011	24,189,850	$230,197	$(687,632)	$(457,435)

Net loss	-	-	(66,541)	(66,541)

Balance, December 31, 2011 (Unaudited)	24,189,850	$230,197	$(754,173)	$(523,976)

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Cumulative
			From June 22, 2009
	For the Three	For the Three	(Date of Inception)
	Months Ended December 31, 2011	Months Ended December 31, 2010	To December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(66,541)	$(77,165)	$(754,173)
Adjustment to reconcile net loss to net cash
used in operating activities
Stock issued for services	-	-	19,597
Depreciation expense	377	273	2,301
Change in operating assets and liabilities:
Accrued expenses	2,226	(67)	13,377
Accrued payroll due to shareholder	25,967	28,110	149,590
Net cash used in operating activities	(37,971)	(48,849)	(569,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,482)	(4,482)
Net cash used in investing activities	-	(1,482)	(4,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliates	-	-	64,184
Change in due to shareholders	36,601	50,800	299,088
Issuance of common stock for cash	-	-	210,600
Net cash provided by financing activities	36,601	50,800	573,872

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(1,370)	469	82

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,452	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$82	$469	$82

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2011

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

The Company has a deficit accumulated during the development stage of $754,173. Further, the Company has negative working capital of $526,157 as of December 31, 2011.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
December 31, 2011

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

NOTE 2 - STOCKHOLDER'S EQUITY

There were no issuances of common stock for the three months ended December 31, 2011.

The Company has the ability to issue up to 20,000,000 shares of no par value preferred stock.  As of December 31, 2011, there were no shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The sublease expired December 31, 2009 at which time the Company was able to continue on a month to month basis or be subject to the terms of a new master lease.  The Company has recorded rent expense of $6,676, 6,676 and 60,424 for the three months ended December 31, 2011 and 2010 and for the period June 22, 2009 (date of inception) to December 31, 2011, respectively.

From June 22, 2009 (date of inception) through December 31, 2011, ImagiTrend Group LLC, (“ImagiTrend”) of which the president and majority stockholder is managing member, paid certain expenses on behalf of the Company.  The amount due to ImagiTrend as of December 31, 2011 and September 30, 2011 is $64,184, which is non interest bearing and unsecured.

NOTE 4 – INCOME TAXES

EnviraTrends uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, EnviraTrends incurred a net loss and therefore has no tax liability.

NOTE 5 – DUE TO SHAREHOLDER

On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  Russell has also loaned funds to the company as an unsecured, noninterest bearing loan.  As of December 31, 2011 and September 30, 2011, the amount due to Mr. Haraburda is $448,678 and $386,110, respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Sourcing Manufacturers

In order to secure a manufacturer for our products, on January 23, 2011, we entered into an agreement with a non-affiliated third party, Dragon Sino Limited, a Hong Kong corporation (“Consultant”), pursuant to which Consultant has agreed to render and perform the following services to us:

·	Identify various manufacturers in China capable of producing our Pet Memorial product at a reasonable price;
·	Assist us in negotiating a manufacturing contract with the manufacturer chosen;
·	Act as a liaison in the initial stages of the relationship between the manufacturer and us and to facilitate the process of manufacturing our product.
·	At our sole option, Consultant will serve as our ongoing agent and liaison with the manufacturer so long as us has a relationship with the manufacturer.

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

·
MiUSA will translate Product documentation as necessary and label and assist through China Customs Clearance.  MiUSA will rely upon all information supplied by us for the label translation but will assume all liability for the accuracy of the translated label.

·	MiUSA will establish the Product in at least one brick-and-mortar retail destination. The MiUSA Project will collect the residual inventory and invoiced amount due for us.
·
MiUSA will develop a Pet memorial street Team necessary to promote the USA produced Product through a sample program in locations adjacent to the key outlets and during optimal foot-traffic timing periods.

·	MiUSA, through surveys, will deliver the findings to us enabling us to expand, augment, adjust or abandoned the market.

·	MiUSA will introduce the Product to qualified distributors and sign a minimum of 5 (five) distributors for the Product distribution.
·
MiUSA will register/license the Product in China as a pet memorial product.  To acquire a registration/license is a minimum six months and maximum of eighteen months process. CV will not be responsible for the registration delay if us fails to provide the necessary documentation.

·	MiUSA will provide a private labeler to package and/or produce the Product domestically. We are under no obligation to accept or use the private labeler.

A detailed description of this Agreement is set forth in “Business,” above.

As of the date of this report, manufacturing and distribution of our products by third parties has not commenced.  We have not sold any products as of the date of this report.

Results of Operations

Three Months Ended December 31, 2011 compared to Three Months Ended December 31, 2010

	Three Months Ended December 31,
	2011	2010	Change

Operating revenues	$-	$-	$-	-

Expenses	66,541	77,165	(10,624)	-14%

Net loss	$(66,541)	$(77,165)	$10,624	-14%

Expenses:  Expenses were $66,541 for the three months ended December 31, 2011, a decrease of $10,624 or 14%, compared to $77,165 for the three months ended December 31, 2010.  The decrease is due to a decrease in payroll expenses and accounting fees.

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

As of January 31, 2012 we have approximately $394 of cash in our bank account to fund our general overhead which will not be sufficient to fund such expenses until we generate revenues.

From inception, we have suffered from continuous losses with an accumulated deficit of $754,173 as of December 31, 2011. The continuation as a going concern through December 31, 2011 is dependent upon the continued financial support from our stockholders. Also, we are currently pursuing the additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Going Concern

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We are in the development stage and have not generated any revenues from operations and have incurred accumulated losses of $754,173.  As of December 31, 2011, the Company has negative working capital of $526,157.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have issued stock to raise capital to fund current operations and believe that additional shares can be issued to fund operations until we begin generating revenue. We are in the process of contracting with suppliers to manufacture the product and have begun marking and advertising campaigns.  If we are unable to find a manufacturer, then we might have to cease operations unless a viable alternative is found.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company has established disclosure controls and procedures to ensure that information required to be disclosed in this quarterly report on Form 10-Q was properly recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.  The Company’s controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive/principal financial officer to allow timely decisions regarding required disclosure.

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at December 31, 2011 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at December 31, 2011, our disclosure controls and procedures are not effective.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)	Exhibits.

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
_______
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

EnviraTrends, Inc.

	Name		Signature
By:	Russell Haraburda, President,	February 16, 2012	/s/ Russell Haraburda
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE
/s/ Russell Haraburda	Russell Haraburda	President and Director,	February 16, 2012
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

/s/ Roger Prasad	Roger Prasad	Director	February 16, 2012

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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
________
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