Form 10-Q
period 2012-03-31
EnviraTrends, Inc
filed 2012-05-21
CIK 1479575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

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

N/A
______________________________________________________________
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

As of May 21, 2012 there were 24,190,850 shares issued and outstanding of the registrant’s common stock.

ENVIRATRENDS, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF March 31, 2012 AND SEPTEMBER 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$3,461	1,452
Total current assets	3,461	1,452

LONG TERM ASSETS:
Furniture and equipment, net accumulated depreciation of $2,673 and $1,942	1,809	2,558

Total Assets	5,270	4,010

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accrued expenses	28,004	11,151
Accrued payroll due to shareholder	171,992	123,623
Due to affiliate	64,184	64,184
Due to shareholder	333,987	262,487
TOTAL CURRENT LIABILITIES	598,167	461,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):

Common stock, no par value, 5,000,000,000 shares authorized
24,190,850 and 24,189,850 shares issued and outstanding as of March 31, 2012 and September 30, 2011, respectively	230,297	230,197
Deficit accumulated during development stage	(823,194)	(687,632)
Total stockholders' equity (deficit)	(592,897)	(457,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,270	4,010

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Cumulative From
					June 22, 2009
	For the Three	For the Three	For the Six	For the Six	(Date of Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	To
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Expenses	69,021	59,739	135,562	136,904	823,194

Net loss	$(69,021)	$(59,739)	$(135,562)	$(136,904)	$(823,194)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding - basic and diluted	24,190,048	24,189,850	24,189,948	24,189,850

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 22 , 2009 (DATE OF INCEPTION) TO MARCH 31, 2012

			Deficit
			Accumulated
			During	Total
	Common Stock		Development	Stockholders'
	Shares	Amount	Stage	Equity (Deficit)

Balance, June 22, 2009 (Inception)	-	$-	$-	$-

Issuance of 10,000,000 shares to the founder and president valued at $0.001 per share	10,000,000	10,000	-	10,000

Issue 530,000 shares of common stock for cash; each share issued for $0.02 per share	530,000	10,600	-	10,600

Net loss	-	-	(61,466)	(61,466)

Balance, September 30, 2009	10,530,000	20,600	(61,466)	(40,866)

Issuance of 10,000,000 shares of common stock for cash; each share issued for $0.02 per share	10,000,000	200,000	-	200,000

Issuance of 3,180,000 shares of common stock for product rights to a related party	3,180,000	-	-	-

Issuance of 274,200 shares of common stock for services	274,200	5,484	-	5,484

Issuance of 342,750 shares of common stock for compensation	342,750	6,855	-	6,855

Cancellation of 137,100 shares of common stock for services	(137,100)	(2,742)	-	(2,742)

Net loss	-	-	(343,086)	(343,086)

Balance, September 30, 2010	24,189,850	230,197	(404,552)	(174,355)

Net loss	-	-	(283,080)	(283,080)

Balance, September 30, 2011	24,189,850	$230,197	$(687,632)	$(457,435)

Issuance of 1,000 shares of common stock for cash; each share issuedfor $0.10 per share	1,000	100	-	100

Net loss	-	-	(135,562)	(135,562)

Balance, March 31, 2012 (Unaudited)	24,190,850	$230,297	$(823,194)	$(592,897)

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			CumulativeFrom
	For the Six	For the Six	June 22, 2009
	Months Ended	Months Ended	(Date of Inception)
	March 31, 2012	March 31, 2011	To December 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(135,562)	$(136,904)	$(823,194)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	19,597
Depreciation expense	749	633	2,673
Change in operating assets and liabilities:
Accrued expenses	16,853	4,384	28,004
Accrued payroll due to shareholder	48,369	54,611	171,992
Net cash used in operating activities	(69,591)	(77,276)	(600,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,482)	(4,482)
Net cash used in investing activities	-	(1,482)	(4,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliates	-	799	64,184
Change in due to shareholders	71,500	77,964	333,987
Issuance of common stock for cash	100	-	210,700
Net cash provided by financing activities	71,600	78,763	608,871

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	2,009	5	3,461

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,452	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$3,461	$5	$3,461

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
March 31, 2012

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

The Company has a deficit accumulated during the development stage of $823,194. Further, the Company has negative working capital of $594,706 as of March 31, 2012.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
March 31, 2012

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

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
March 31, 2012

NOTE 2 - STOCKHOLDER'S EQUITY

On March 13, 2012,  the Company issued 1,000 shares for $0.10 per share to an investor.
The Company has the ability to issue up to 20,000,000 shares of no par value preferred stock.  As of March 31, 2012, there were no shares issued and outstanding.

NOTE 3 – RELATED PARTY TRANSACTIONS

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The sublease expired December 31, 2009 at which time the Company was able to continue on a month to month basis or be subject to the terms of a new master lease.  The Company has recorded rent expense of $6,676, $13,354 and $67,101 for the three and Six Months ended March 31, 2012 and 2011 and for the period June 22, 2009 (date of inception) to March 31, 2012, respectively.

From June 22, 2009 (date of inception) through March 31, 2012, ImagiTrend Group LLC, (“ImagiTrend”) of which the president and majority stockholder is managing member, paid certain expenses on behalf of the Company.  The amount due to ImagiTrend as of March 31, 2012 and September 30, 2011 is $64,184, which is non interest bearing and unsecured.

NOTE 4 – INCOME TAXES

EnviraTrends uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, EnviraTrends incurred a net loss and therefore has no tax liability.

NOTE 5 – DUE TO SHAREHOLDER

On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  Russell has also loaned funds to the company as an unsecured, noninterest bearing loan.  As of March 31, 2012 and September 30, 2011, the amount due to Mr. Haraburda is $505,979 and $386,110, respectively.

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

Results of Operations

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

	Three Months Ended December 31,
	2012	2011	Change

Operating revenues	$-	$-	$-	-

Expenses	69,021	59,739	9,282	16%

Net loss	$(69,021)	$(59,739)	$(9,282)	16%

Expenses:  Expenses were $69,021 for the three months ended March 31, 2012, an increase of $9,282 or 16%, compared to $59,739 for the three months ended March 31, 2011.  The increase is due to an increase in payroll expenses and accounting fees.

Six Months Ended March 31, 2012 compared to Six Months Ended March 31, 2011

	Six Months Ended March 31,
	2012	2011	Change

Operating revenues	$-	$-	$-	-

Expenses	135,562	136,904	(1,342)	-1%

Net loss	$(135,562)	$(136,904)	$1,342	-1%

Expenses:  Expenses were $135,562 for the Six Months ended March 31, 2012, a decrease of $1,342 or 1%, compared to $136,904 for the Six Months ended March 31, 2011.  The decrease is due to a decrease in payroll expenses and accounting fees.

Liquidity and Capital Resources

During the period June 22, 2009 (date of inception) through September 30 2011, we have raised $210,700 through the sale of our common stock, and an affiliate has provided $64,184 through the payment of certain expenses on our behalf.   All payments required under the Agreements with the Chinese companies described above to date have been made.  Until we generate operating revenue, the parties to these Agreements have agreed to accept a personal guarantee of payment in lieu of cash from Mr. Haraburda, our President and Director.  He has pledged a total of 50,000 shares common shares (40,000 shares to China Ventures and 10,000 shares to CV/MiUSA) as collateral for this guarantee. When all the obligations under each guarantee are satisfied, the companies will release 80% of the collateral to the Guarantor but retain the remainder.  Further, we intend to secure advances on orders in China which we will use to make payments necessary to manufacture the items to fulfill the order or, alternatively, factor the orders when received in order to generate the necessary funds to manufacture the products. Based upon the foregoing, we do not anticipate we will need any additional capital to implement our revised business plan, commence active marketing efforts, generate sales, manufacture products and generate revenues.

From inception, we have suffered from continuous losses with an accumulated deficit of $823,194 as of March 31, 2012. The continuation as a going concern through March 31, 2012 is dependent upon the continued financial support from our stockholders. Also, we are currently pursuing the additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Going Concern

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We are in the development stage and have not generated any revenues from operations and have incurred accumulated losses of $823,194.  As of March 31, 2012, the Company has negative working capital of $594,706.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have issued stock to raise capital to fund current operations and believe that additional shares can be issued to fund operations until we begin generating revenue. We are in the process of contracting with suppliers to manufacture the product and have begun marking and advertising campaigns.  If we are unable to find a manufacturer, then we might have to cease operations unless a viable alternative is found.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at March 31, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at March 31, 2012, our disclosure controls and procedures are effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On March 13, 2012,  the Company issued 1,000 shares for $0.10 per share to one investor for aggregate consideration of $100 under Section 4(2) of the Securities Act of 1933.

We believed that Section 4(2) of the Securities Act of 1933 was available for each separate issuance transaction described above because:

o	None of these issuances involved underwriters, underwriting discounts or commissions.
o	Restrictive legends were and will be placed on all certificates issued as described above.
o	The distribution did not involve general solicitation or advertising.
o	The distributions were made only to investors who had a pre-existing relationship and who were sophisticated enough to evaluate the risks of the investment.

In connection with the above transactions, although some of the investors may have also been accredited, we provided the following to all investors:

o	Access to all our books and records.
o	Access to all material contracts and documents relating to our operations.
o	The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

Prospective investors were invited to review at our offices at any reasonable hour, after reasonable advance notice, any materials available to us concerning our business. Prospective Investors were also invited to visit our offices.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

___________________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EnviraTrends, Inc.

May 21, 2012	By:	/s/ Russell Haraburda
Russell Haraburda, President,
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Russell Haraburda	Russell Haraburda	President and Director,	May 21, 2012
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

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

______________________
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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.