Form 10-Q
period 2012-06-30
EnviraTrends, Inc
filed 2012-08-07
CIK 1479575

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐ TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to _______

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

As of August 1, 2012 there were 24,190,850 shares issued and outstanding of the registrant’s common stock.

ENVIRATRENDS, INC.
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2012 AND SEPTEMBER 30, 2011

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,137	1,452
Total current assets	1,137	1,452

LONG TERM ASSETS:
Furniture and equipment, net accumulated depreciation of $3,045 and $1,942	1,437	2,558

Total Assets	2,574	4,010

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	7,031	11,151
Accrued payroll due to shareholder	196,733	123,623
Due to affiliate	64,184	64,184
Due to shareholder	399,917	262,487

TOTAL CURRENT LIABILITIES	667,865	461,445

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT):
Common stock, no par value, 5,000,000,000 shares authorized
24,190,850 and 24,189,850 shares issued and outstanding as of
June 30, 2012 and September 30, 2011, respectively	230,297	230,197
Deficit accumulated during development stage	(895,588)	(687,632)
Total stockholders' equity (deficit)	(665,291)	(457,435)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,574	4,010

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended	Cumulative From June 22, 2009 (Date of Inception) To
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net revenue	$-	$-	$-	$-	$-

Expenses	72,394	61,731	207,956	198,635	895,588

Net loss	$(72,394)	$(61,731)	$(207,956)	$(198,635)	$(895,588)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common equivalent shares outstanding - basic and diluted	24,190,850	24,189,850	24,190,248	24,189,850

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM JUNE 22 , 2009 (DATE OF INCEPTION) TO JUNE 30, 2012

	Common Stock		Deficit Accumulated During Development	Total Stockholders' Equity
	Shares	Amount	Stage	(Deficit)

Balance, June 22, 2009 (Inception)	-	$-	$-	$-

Issuance of 10,000,000 shares to the founder and president valued at $0.001 per share	10,000,000	10,000	-	10,000

Issue 530,000 shares of common stock for cash; each share issued for $0.02 per share	530,000	10,600	-	10,600

Net loss	-	-	(61,466)	(61,466)

Balance, September 30, 2009	10,530,000	20,600	(61,466)	(40,866)

Issuance of 10,000,000 shares of common stock for cash; each share issued for $0.02 per share	10,000,000	200,000	-	200,000

Issuance of 3,180,000 shares of common stock for product rights to a related party	3,180,000	-	-	-

Issuance of 274,200 shares of common stock for services	274,200	5,484	-	5,484

Issuance of 342,750 shares of common stock for compensation	342,750	6,855	-	6,855

Cancellation of 137,100 shares of common stock for services	(137,100)	(2,742)	-	(2,742)

Net loss	-	-	(343,086)	(343,086)

Balance, September 30, 2010	24,189,850	230,197	(404,552)	(174,355)

Net loss	-	-	(283,080)	(283,080)

Balance, September 30, 2011	24,189,850	$230,197	$(687,632)	$(457,435)

Issuance of 1,000 shares of common stock for cash; each share issued for $0.10 per share	1,000	100	-	100

Net loss	-	-	(207,956)	(207,956)

Balance, June 30, 2012 (Unaudited)	24,190,850	$230,297	$(895,588)	$(665,291)

The accompanying notes are an integral part of these financial statements.

ENVIRATRENDS, INC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Nine Months Ended	Cumulative From June 22, 2009 (Date of Inception)
	June 30, 2012	June 30, 2011	To June 30 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS (TO) FROM OPERATING ACTIVITIES:
Net loss	$(207,956)	$(198,635)	$(895,588)
Adjustment to reconcile net loss to net cash used in operating activities
Stock issued for services	-	-	19,597
Depreciation expense	1,121	633	3,045
Change in operating assets and liabilities:
Accrued expenses	(4,120)	4,384	7,031
Accrued payroll due to shareholder	73,110	54,611	196,733

Net cash used in operating activities	(137,845)	(139,007)	(669,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of computer equipment	-	(1,482)	(4,482)

Net cash used in investing activities	-	(1,482)	(4,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in due to affiliates	-	799	64,184
Change in due to shareholders	137,430	77,964	399,917
Issuance of common stock for cash	100	-	210,700

Net cash provided by financing activities	137,530	78,763	674,801

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	(315)	(61,726)	1,137

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	1,452	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$1,137	$(61,726)	$1,137

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
June 30, 2012

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

The Company has a deficit accumulated during the development stage of $895,588. Further, the Company has negative working capital of $666,728 as of June 30, 2012.  These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
June 30, 2012

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

The Company has the ability to issue up to 20,000,000 shares of no par value preferred stock.  As of June 30, 2012, there were no shares issued and outstanding.

EnviraTrends, Inc.
(A Development Stage Company)
Notes To Financial Statements
June 30, 2012

NOTE 3 – RELATED PARTY TRANSACTIONS

EnviraTrends subleases office space from an affiliate for $2,226 per month.  The sublease expired December 31, 2009 at which time the Company was able to continue on a month to month basis or be subject to the terms of a new master lease.  The Company has recorded rent expense of $6,677, $20,031 and $73,778 for the three and Nine months ended June 30, 2012 and 2011 and for the period June 22, 2009 (date of inception) to June 30, 2012, respectively.

From June 22, 2009 (date of inception) through June 30, 2012, ImagiTrend Group LLC, (“ImagiTrend”) of which the president and majority stockholder is managing member, paid certain expenses on behalf of the Company.  The amount due to ImagiTrend as of June 30, 2012 and September 30, 2011 is $64,184, which is non interest bearing and unsecured.

NOTE 4 – INCOME TAXES

EnviraTrends uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During the current period, EnviraTrends incurred a net loss and therefore has no tax liability.

NOTE 5 – DUE TO SHAREHOLDER

On August 1, 2009, the Company entered into an employment agreement with Russell Haraburda, the Company’s President.  The agreement provides for a monthly salary of $10,000.  Russell has also loaned funds to the company as an unsecured, noninterest bearing loan.  As of June 30, 2012 and September 30, 2011, the amount due to Mr. Haraburda is $596,650 and $386,110, respectively.

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

Sourcing Manufacturers

In order to secure a manufacturer for our products, on January 23, 2011, we entered into an agreement with a non-affiliated third party, Dragon Sino Limited, a Hong Kong corporation (“Consultant”), pursuant to which Consultant has agreed to render and perform the following services to us:

●	Identify various manufacturers in China capable of producing our Pet Memorial product at a reasonable price;
●	Assist us in negotiating a manufacturing contract with the manufacturer chosen;
●	Act as a liaison in the initial stages of the relationship between the manufacturer and us and to facilitate the process of manufacturing our product.
●	At our sole option, Consultant will serve as our ongoing agent and liaison with the manufacturer so long as us has a relationship with the manufacturer.

Developing a Marketing Program in China

On November 23, 2010, we entered into a Product Marketing Agreement with China Ventures Inc, (CV) a Nevada corporation with offices located at Sichuan, Chengdu 641001 Ren Min Nan Lu 4 duan 27 hao, Shang Ding Guoji 2 dong 1 danyuan 1015 (“CV” or “MiUSA).

Under the agreement CV/MiUSA will provide the following basic services:

●
MiUSA will translate Product documentation as necessary and label and assist through China Customs Clearance.  MiUSA will rely upon all information supplied by us for the label translation but will assume all liability for the accuracy of the translated label.

●	MiUSA will establish the Product in at least one brick-and-mortar retail destination. The MiUSA Project will collect the residual inventory and invoiced amount due for us.
●
MiUSA will develop a Pet memorial street Team necessary to promote the USA produced Product through a sample program in locations adjacent to the key outlets and during optimal foot-traffic timing periods.

●	MiUSA, through surveys, will deliver the findings to us enabling us to expand, augment, adjust or abandoned the market.
●	MiUSA will introduce the Product to qualified distributors and sign a minimum of 5 (five) distributors for the Product distribution.
●
MiUSA will register/license the Product in China as a pet memorial product.  To acquire a registration/license is a minimum six months and maximum of eighteen months process. CV will not be responsible for the registration delay if us fails to provide the necessary documentation.

●	MiUSA will provide a private labeler to package and/or produce the Product domestically. We are under no obligation to accept or use the private labeler.

As of the date of this report, manufacturing and distribution of our products by third parties has not commenced.  We have not sold any products as of the date of this report.

Results of Operations

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

	Three Months Ended June 30,
	2012	2011	Change

Operating revenues	$-	$-	$-	-

Expenses	72,394	61,731	10,663	17%

Net loss	$(72,394)	$(61,731)	$(10,663)	17%

Expenses:  Expenses were $72,394 for the three months ended June 30, 2012, an increase of $10,663 or 17%, compared to $61,731 for the three months ended June 30, 2011.  The increase is due to an increase in payroll expenses and accounting fees.

Nine months Ended June 30, 2012 compared to Nine months Ended June 30, 2011

	Nine Months Ended June 30,
	2012	2011	Change

Operating revenues	$-	$-	$-	-

Expenses	207,956	198,635	9,321	5%

Net loss	$(207,956)	$(198,635)	$(9,321)	5%

Expenses:  Expenses were $207,956 for the Nine months ended June 30, 2012, an increase of $9,321 or 5%, compared to $198,635 for the Nine months ended June 30, 2011.  The increase is due to an increase in payroll expenses and accounting fees.

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

From inception, we have suffered from continuous losses with an accumulated deficit of $895,588 as of June 30, 2012. The continuation as a going concern through June 30, 2013 is dependent upon the continued financial support from our stockholders. Also, we are currently pursuing the additional financing for our operations. However, there is no assurance that we will be successful in securing sufficient funds to sustain the operations.

Going Concern

Our financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  We are in the development stage and have not generated any revenues from operations and have incurred accumulated losses of $895,588.  As of June 30, 2012, the Company has negative working capital of $666,728.  These conditions raise substantial doubt about our ability to continue as a going concern.  We have issued stock to raise capital to fund current operations and believe that additional shares can be issued to fund operations until we begin generating revenue. We are in the process of contracting with suppliers to manufacture the product and have begun marking and advertising campaigns.  If we are unable to find a manufacturer, then we might have to cease operations unless a viable alternative is found.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) at June 30, 2012 based on the evaluation of these controls and procedures required by paragraph (b) of Rule 13a-15 or Rule 15d-15 under the Exchange Act.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer/Chief Financial Officer concluded that, at June 30, 2012, our disclosure controls and procedures are effective.

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

Not applicable

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

EnviraTrends, Inc.

Date: August 7, 2012	By:	/s/ Russell Haraburda
Russell Haraburda, President,
Chief Executive Officer and Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	NAME	TITLE	DATE

/s/ Russell Haraburda	Russell Haraburda	President and Director,	August 7, 2012
Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002.

32.1 *	CERTIFICATION of CEO/CFO PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEYACT OF 2002

Exhibit 101	Interactive data files formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to the Consolidated Financial Statements.**

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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